Form 10-Q
period 2010-09-30
Global Smoothie Supply, Inc.
filed 2010-11-10
CIK 1468122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

COMMISSION FILE NO.: 333-164868

Global Smoothie Supply, Inc.
(Exact name of registrant as specified in its charter)

Texas	20-2784-176
(State of incorporation)	(IRS identification number)

4428 University Blvd. Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(214) 769-0836
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer [   ] Accelerated filer [   ]  Non-accelerated filer [   ] Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The number of outstanding shares of no-par common stock as of September 30, 2010 was 77,626,604.

PART 1.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Global Smoothie Supply, Inc

Balance Sheets

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

Current Assets
Cash	$13,572	$106,537
Accounts Receivable Net	1,264	162
Inventory Asset	9,915	9,303
Prepaid Insurance	3,080	10,547
Total Current Assets	$27,831	$126,549

Fixed Assets
Furniture and Equipment	$3,600	$3,600
Accumulated Depreciation	(2,069)	(1,412)
Total Net Fixed Assets	$1,532	$2,188

Total Assets	$29,363	$128,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$17,589	$17,163
Payroll Liabilities	8,000	8,000
Warranty Liability	9,600	9,600
Sales Tax Payable	-	1,263
Total Current Liabilities	$35,189	$36,025

Total Liabilities	$35,189	$36,025

Stockholders' Equity
(See Note 3 for Pro-forma treatment of former Subchapter S Corp)
Total Preferred Shares Authorized 50,000,000
Preferred Stock issued at zero par as of
6/30/2010: 0
12/31/2009: 0
Total Common Shares Authorized 100,000,000
Common Stock issued at zero par as of
6/30/2010: 77,626,604
12/31/2009: 77,456,604
Paid In Capital	$1,548,485	$791,735
Retained Earnings	(1,554,311)	(699,023)
Total Stockholders Equity	$(6,043)	$92,712

Total Liabilities and Stockholders' Equity	$29,363	$128,737

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc

Statement of Operations

	3 Months Ended		9 Months Ended
	30-Sep		30-Sep
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Machine Revenue	$-	$-	$475	$-
Puree Revenue	4,489	9,044	15,365	18,443
Cups Revenue	170		170	-
Service Revenue	-			800
Parts Revenue	-			535
Shipping Revenue	-			455
Total Revenue	4,659	9,044	16,010	20,234

Cost of Goods Sold	3,501	6,405	13,965	13,372

Gross Margin	1,158	2,639	2,045	6,861

Expenses
Advertising and Promotion	2,187	36,344	26,699	42,323
Officer Stock Compensation	243,750	243,750	731,250	325,000
General and Administrative	23,198	31,853	98,728	62,012
Depreciation Expense	219	173	656	519
Income (Loss) from Operations	(268,197)	(309,482)	(855,288)	(422,992)
Interest Expense	-			3,421
Net (Loss)	$(268,197)	$(309,482)	$(855,288)	$(426,413)

(Loss) Earnings per Common Share
Basic and Diluted	**	**	$(0.01)	** )

Weighted average common shares outstanding:
Basic & Diluted	77,626,604	53,281,523	77,552,937	53,071,224

Proforma (See Note 3)
Net (Loss) as above	(268,197)	(309,482)	(855,288)	(426,413)
Proforma Income Tax Adjustment	-	-	-	-
Proforma Net Income	$(268,197)	$(309,482)	$(855,288)	$(426,413)

Proforma (Loss) Earnings per Common Share
Basic and Diluted	**	**	$(0.01)	**

** - Less than $.01 per share

The accompanying notes are an integral part of these statements

Statement of Stockholders' Equity

December  31, 2009  to September 30, 2010

	Common Stock		Paid in	Retained	Total
	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance, December 31, 2009	77,456,604	-	$791,735	$(699,023)	$92,712

Additional Paid In Capital from Director Compensation	-	-	243,750		243,750
Common Shares Issued @ $0.15/Share	170,000		25,500		25,500

Net Gain (Loss)				(275,294)	(275,294)

Balance, March 31, 2010 (Unaudited)	77,626,604	-	$1,060,985	$(974,317)	$86,668

Additional Paid In Capital from Director Compensation	-	-	243,750		243,750

Net Gain (Loss)				(311,798)	(311,798)

Balance, June 30, 2010 (Unaudited)	77,796,604	-	$1,304,735	$(1,286,114)	$18,620

Additional Paid In Capital from Director Compensation	-	-	243,750		243,750

Net Gain (Loss)				(268,197)	(268,197)

Balance, September 30, 2010 (Unaudited)	77,796,604	-	$1,548,485	$(1,554,311)	$(5,827)

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc

Statement of Cash Flows

	9 Months Ending
	September 30,
	2010	2009
	Unaudited	Unaudited
Operating Activities

Net Income/(Loss)	$(855,288)	$(426,413)
Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating Activities
Change in Accounts Receivable Net	(1,102)	2,873
Change in Inventory Asset	(612)	(11,385)
Change in Vertex Holding Account	-	31,660
Change in Accounts Payable	427	502
Change In Prepaid Insurance	7,467	-
Change in Sales Tax Payable	(1,263)	(9,727)
Depreciation	656	519
Value of Stock Compensation Vesting	731,250	325,000
Net Cash Provided by (Used) in Operating Activities	$(118,465)	$(86,970)

INVESTING ACTIVITIES
Net cash used in Investing Activities	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of Stock	25,500	182,490
Cash Provided by Financing Activities	$25,500	$182,490

Net Increase in Cash	$(92,965)	$95,520

Cash, Beginning of Period	$106,537	$6,848

Cash, End of Period	$13,572	$102,368

Supplemental Information:
Interest / Factoring Fees Paid	$-	$-
Income Taxes Paid

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
For 3 Months Ending 9/30/2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Global Smoothie Supply, Inc. (the Company) was incorporated February 17, 2005, under the laws of the State of Texas.  The Company is engaged in the beverage business and sells beverage machines. The Company’s fiscal year ends on December 31.

From its inception though the fiscal year ending December 31, 2008, due to limited operations, Global Smoothie Supply, Inc. elected to be taxed under Subchapter S of Chapter 1 of the Internal Revenue Code. In the first quarter of 2009, Global Smoothie Supply, Inc. petitioned the IRS to be taxed as a C Corporation. This change was made to accommodate the needs of current and future shareholders.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

We recognize revenue at the time the products are shipped to customers or third parties.  We perform services under service contracts, revenue is recognized upon the completion of the services on specified machines. We follow ASC 605, “Revenue Recognition. ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as shipping expenses. The cost of shipping products to the customer is classified as shipping expense. Shipping expense is included in the Cost of Goods. In the 9 months period ending September 30, 2009 and 2010, respectively, the Company incurred $1,830 and $0 of shipping costs as a part of our total Cost of Goods.

ASC 605 addresses certain criteria for revenue recognition. ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in ASC 605.

Advertising and Promotion Expense

Advertising and Promotion costs are expensed as incurred. These expenses are recorded in Advertising and Promotion expenses in the Consolidated Statements of Operations. For the period ending September 30, 2010 and 2009 the Company had expensed $2,187 and $36,344 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost for inventory is based on an average cost method. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.  As of 9/30/2010 the company held $2,595 in puree, $78 in cups and $7,336 in machines for sale for a total of $10,009. As of 9/30/2009 the Company held $3,007 in puree $0 in cups and $8377 in machines for sale for a total of $11,385.

Depreciation

Depreciation used is double declining balance, 5 yrs depreciation, ½ yr in year of acquisition, salvage value is none.

Accounts Receivable

As accounts receivable age beyond 90 days, we reserve 50% of the amount owed as a doubtful account. When this receivable reaches over 120 days, the remainder of the amount is completely written off. To date, we have made a $513 provision for doubtful accounts.

Allowance for Sales Returns

We do not have an allowance for Sales Returns. The company does not accept sales returns except for product mis-shipment, product shipped beyond guidelines for product shelf life or manufacturing issues. In those situations, the Company replaces the product.

NOTE 3. INCOME TAXES:

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

For the period ended September 30, 2010, and December 31, 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2010, the Company had approximately $1,554,311 of federal net operating losses. The net operating loss carry-forwards, if not utilized, will begin to expire in 2017. The components of the Company’s deferred tax assets/liabilities are as follows:

	As of
	September 30	December 31
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	528,466	237,667
Total deferred tax assets	528,466	237,667

Deferred tax liabilities:
Depreciation and amortization	(703)	(480)

Net deferred tax assets before valuation allowance	527,762	237,187
Less: Valuation allowance	(527,762)	(237,187)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its 2007. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2010, and December 31, 2009.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	September 30	December 31
	2010	2009
Federal statutory rate	$(527,762)	$(237,187)
Change in valuation allowance on deferred tax assets	527,762	237,187
	$-0-	$-0-

In the first quarter of 2009, Global Smoothie Supply, Inc. petitioned the IRS to be taxed as a C Corporation.

From the Company’s inception in February 2005 to January 2009, the Company was not subject to federal income taxes since it was operating as Subchapter S Corporation. In the first Quarter of 2009, Global Smoothie Supply, Inc. petitioned the IRS to be taxed as a C Corporation and, as a result, became subject to corporate federal and state income taxes.

There is not tax or earnings per share impact due to an undistributed losses. As a Subchapter S corporation we had undistributed losses of $1,007 in 2008. Were these undistributed losses converted to Paid in Capital, our Paid in Capital would have been $3,488 and our Stockholders’ equity would not have changed. This amount is not considered to have a material impact to 2009 Stockholders’ Equity.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

At that time of inception 1,000 shares were authorized and all 1,000 shares were issued. On December 26, 2006, the number of authorized shares was increased to 50,000,000 and the Company issued a stock split of 20,000:1, with the 1,000 shares outstanding being exchanged for 20,000,000.  On 12/31/2008, there were 20,000,000 shares outstanding. On March 19, 2009, the number of authorized shares was increased to 100,000,000 and the Company issued a stock split of 5:2, with the 20,000,000 outstanding shares being exchanged for 50,000,000.  This March 19, 2009, stock split is being applied retroactively to the financial statements.

On June 1, 2009, the Board of Directors of the Company awarded a grant of stock to Messrs.Tiller, Roberts, Ireland, and Gohsman totaling 26,000,000 shares. One third of the shares will be relieved of restriction of sale on the 2nd, 3rd, and 4th anniversaries of the award, respectively. These shares are awarded immediately, but may be rescinded per the plan if certain conditions are not met.  The fair value of each share granted was estimated on the date of grant using external market based sales on or near the date of grant. In accordance with the guidance in ASC 505 “Equity” concerning unvested and forfeitable shares issued for services, the Company recognizes the equity issuance and corresponding expense as services are performed by the grantees.

As of September 30, 2010, the Company had one (1) share-based compensation plan, which is described above.  The compensation cost that has been charged against income for that plan was $731,250 and $325,00 for the six months ending September 30, 2010 and 2009 respectively.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares (000)	Fair Value
Non-vested at January 1, 2009	0	$0.00
Granted	26,000	0.15
Vested	0	0.00
Forfeited	0	0.00
Non-vested at September 30, 2010	26,000	$0.15

The aforementioned shares vote and carry a non-forfeitable right to dividends, should dividends be declared. Accordingly, they are classified as “participating securities” and are included in the weighted average outstanding shares in accordance with ASC 260-10-45-60A.

Global Smoothie Supply, Inc. has begun the process of raising additional capital through the sales of registered shares. During 2010, the company sold 170,000 shares of stock for $25,500 all in the first quarter.

On June 4, 2010 the Company amended and restated the Articles of Incorporation approving the authorization of 50,000,000 shares on no-par preferred stock. As of September 30, 2010,   0 shares have been issued.

Sales of registered no-par common shares are being pursued by the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Any amounts in Accounts Payable to Related Parties are for reimbursable expenses including but not limited to travel expenses, postage, purchased office supplies, and miscellaneous expenses.

NOTE  6. WARRANTY COSTS

The Company's financial statements reflect accruals for potential warranty claims based on the Company's best estimation. Estimated product warranty costs are accrued at the time products are sold. For machines sold in 2008, we provide a 3-year limited warranty on the machines we sell. Our manufacturer has taken the position of warranting the machines for the 1st year and Global Smoothie Supply covers the warranty for the 2nd and 3rd years. Machines sold during 2009 were warranted for 1 year and our manufacturer has continued taking the position of warranting the machines for the 1st year. No additional warranty liability was added in 2010.

Accordingly, we have reserved amounts for those potential warranty claims. As of 12/31/2008, those amounts stood at $9,600. To date, no warranty claims have been made against these amounts.

The need for additional reserves is not known at this time. We do not have sufficient historical knowledge as to determine whether our estimates are correct. As we develop additional experience, our liability may change and these reserves may be adjusted to meet the additional warranty costs.

NOTE  7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has established a limited source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. As of September 30, 2010, the Company has an accumulated deficit of $1,554,311.

The Company’s activities to date have been supported by equity financing and initial preliminary sales.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE  8. RENT EXPENSE

In January 2008, the Company entered in to a verbal month to month lease agreement for a facility in Dallas, TX at a rate of $1,300 per month. The facility is used as a showroom / office and is approximately 400 square feet. We are currently in dispute with the landlord over our liability for certain operating expenses and other fees. In 2009 and 2008 we have recorded, the total amount of the dispute, $1,250 and $2,033, respectively, toward those fees and expenses as part of our rent expense and the amounts owed as part of our current liabilities. We are working to resolve this dispute.

NOTE  9. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

The company has reviewed the Financial Accounting Standard Board (FASB) Accounting Standards Updates that have recently taken effect or will take effect in the near future. We do not believe any of these updates will have an effect or a material effect on the financial position or results of operations of the Company.

NOTE  10. FORM S-1/A REGISTRATION

On September 30, 2010, the Securities and Exchange Commission declared the Company’s Form S-1/A Registration Statement filed under the Securities Act of 1933 to be effective.

NOTE  11. SUBSEQUENT EVENTS

None

ITEM 2: Management’s Discussion and Analysis

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2010

The Company has limited revenue and significant expenses.

Puree sales were $15,365, Cups sales were $170, and machine sales were $475, COGS $13,965 and Gross Margin was $2,045.  During this time period the Company spent $126,084 in administrative and business development expense.  Payroll expenses were $731,250 for a restricted stock grant given to Tiller, Roberts, Ireland and Gohsman. Total expense was $857,334.  The Company had a net loss of ($855,288).

At the end of the period, we had $27,831 in current assets made up of $13,572 in cash, $1,264 in Net Accounts Receivable, $9,915 in inventory, and $3,080 prepaid insurance.

We had $1,532 in net fixed assets for $29,363 in total assets.

Accounts payable balance was $17,589.  $8,000 remained to be paid at some future date for a bonus authorized by the Board of Directors from a previous period and is shown as a payroll liability.  A liability of $9,600 remains for future warranty work in accordance with our warranty policy.  Some of our transactions require us to collect and remit sales and use taxes to the appropriate state taxing authorities.  As of the end of the period, we had remitted all funds due to the appropriate taxing authorities.  Total Liabilities were $35,189.

Stockholders Equity at the beginning of the period was $92,712. The restricted stock grant to Tiller, Roberts Ireland, Gohsman increased paid in capital by $731,250. A limited stock sale of $25, 500 was made during the period. There was a loss of ($855,288) for the period. Stockholders equity at the end of the period was ($5,827).

By converting Accounts Receivable to cash, and limiting our use of cash in Accounts Payable, and using the stock compensation vesting in lieu of spending cash, we used ($118,465) in cash. Our financing activities provided $25,500 in stock sales. However, we had a net decrease in cash of ($92,965).  This, combined with our previous cash balance, allowed us to end the period  with $13,572.

LIQUIDITY

We have cash assets at September 30, 2010, of $13,572 .  We will be reliant upon loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had cash flow during the period ended September 30, 2010 of ($92,965) and revenue of $16,010.

CAPITAL RESOURCES

We have only no-par common and preferred stock as our capital resource.

As we continue to build markets for Company products and programs, substantial capital will be needed to pay for sales and marketing, website development, development of a service network, equipment and product, plus usual start up and normal operating costs.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements; therefore, we will have to seek loans or sales of the Company’s equity.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development.  We have minimal revenues.  We have no committed source for additional funding.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sufficient sales or income, and could fail in business as a result of these uncertainties.

LIMITED FINANCING

The Company may borrow money to finance  future operations.  Any such borrowing will increase the risk of loss to the investor in the event the Company is  unsuccessful in repaying such loans.

The Company may authorize and issue additional shares to finance  future operations, although the Company does not currently contemplate doing so beyond those shares described in the Company’s currently effective registration statement.  Any such issuance will result in dilution of the interests  of previous investors..

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains no off-balance sheet arrangements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated minimal revenues, has accumulated a deficit of ($1,554,311) to date, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company does not have any debt or long-term commitments. It needs to raise approximately $5,000,000 to execute its initial sales goals.  The Company continues to seek financing, but there are no guarantees that it will be able to do so.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and  Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our S-1A dated September 30, 2010.

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and reserved)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Smoothie Supply, Inc.

By:	/s/ David C. Tiller
David C. Tiller ,
Chief Executive Officer
/s/ Donald M. Roberts Donald M. Roberts
Chief Financial Officer