Form 10-K
period 2010-12-31
Global Smoothie Supply, Inc.
filed 2011-04-13
CIK 1468122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-160576

Global Smoothie Supply, Inc.
4428 University Boulevard Dallas, TX 75205 214-769-0836 Fax: 214-276-1620 www.gssww.com

Texas	20-2784-176
(State of incorporation)	(IRS identification number)

Securities registered under Section 12(b) of the Exchange Act:	Securities registered under Section 12(g) of the Exchange Act:	Name of each exchange on which registered
Title of each class	Title of each class
none	none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold:  $453,626.00.

The number of shares outstanding of common stock, as of March 31, 2011:   77,814,504 of no par common shares.

Documents incorporated by reference: Articles of Formation, as amended, and Bylaws.

PART I

Item 1.  Business

GENERAL INFORMATION ABOUT OUR COMPANY

The Company’s website is accessible at www.gssww.com and www.fruitissimo.com.

A picture of the Blendtec S3 Smoothie Machine, as well as a description of the Fruitissimo® smoothies that are produced by the S3 Smoothie Machine, appear on the Company’s website, www.gssww.com and www.fruitissimo.com.

The Global Smoothie Supply, Inc. business model contemplates that the Company will generate revenue from three activities:

1)	The sale of smoothie blending equipment
2)	The sale of the puree to make the smoothies
3)	The sale of parts and service for the smoothie blending equipment

Global Smoothie Supply has worked with Blendtec (a division of K-Tec, Inc.) to develop a turnkey smoothie program designed for the convenience store distribution channel as well as other distribution channels.  Our agreement with Blendtec gives GSS the first right to purchase all of Blendtec’s S3 Smoothie Machine production.

The Blendtec S3 Smoothie Machine is a self-serve smoothie machine specially designed for GSS by Blendtec.  The Company couples the S3 Smoothie Machine with other equipment, including an ice machine that mounts to the top of the Blendtec S3 Machine, a backup water heater, a custom cabinet and a puree cart.   The Company’s contractual arrangement with Blendtec contemplates that the Company will purchase the S3 Smoothie Machine from Blendtec, for resale to purchasing accounts.

GSS purchases the balance of the components directly from its supplier network and the Company currently has no formal contractual arrangements with those suppliers.  The Company purchases proprietary formulas of the purees developed specially for use with the S3 Blender, directly from its supplier network, for resale to purchasing customers.

Additionally, GSS provides for a fee the installation and service for the smoothie machine and related equipment as an ongoing benefit to purchasing customers.

GSS began receiving revenues from this self-serve smoothie program with the sale of puree and blending equipment to Blockbuster in the 4th Quarter of 2008.  This sale came as the result of Blockbuster contacting GSS, in order to offer Self-Serve Smoothies through Blockbuster’s new in-store beverage bars in Reno, NV and Plano, TX.

On August 10, 2009, GSS entered into a formal testing agreement with 7-Eleven, Inc.  That agreement has expired; however, the parties have agreed verbally to extend the term of the agreement indefinitely and 7-Eleven is continuing to test the equipment in collaboration with the Company.

Blockbuster has purchased 8 S3 self-serve smoothie machines from the Company in conjunction with their internal marketing assessments. These machines continue to operate in these stores and Blockbuster continues to develop ongoing strategies, which may or may not include the Company’s self-serve smoothie program.

7-Eleven is evaluating 1 machine at its location at NW Hwy. and Hillcrest in Dallas, TX.  That evaluation is ongoing.

Scotties EXXON, Rockwall, Texas, has purchased the machine and is currently a customer for the GSS self-serve smoothie purees.

These three companies continue to be GSS customers.

Founded by David C. Tiller, Donald M. Roberts and Harry B. Ireland, GSS was formed with one goal: to become the dominant provider of fruit puree smoothie systems for the convenience retail and other appropriate distribution channels.  The Company’s self-serve systems are installed in turnkey fashion, are self-cleaning and require minimal attention and maintenance.

Presently, David Tiller, the Company’s CEO, beneficially owns 38,250,000 shares of the outstanding Common Stock of the Company.  Because of such ownership, investors in this offering will have limited control over matters requiring approval by GSS shareholders, including the election of directors.  Assuming that all 20,000,000 shares of this offering are sold, Mr. Tiller would retain 39.2% ownership in the Company’s Common Stock and the officers and directors of the Company would collectively control 77.8% of the Company’s Common Stock.

Our smoothie machine manufacturer, Blendtec, is a developer of automated dispensing/blending equipment.  The S3 Smoothie Machine, which is the self-serve smoothie machine designed for GSS by Blendtec, has received Electrical Testing Laboratories (ETL) and National Safety Federation (NSF) certification.

The machine is designed to accommodate easy-to-use modular “bag in box” cased product, the puree.  These puree formulations have been developed exclusively for GSS and are manufactured on our behalf.

The flavor line has the capacity for future expansion and modification, with an initial menu that includes multiple fruit-based choices and one coffee-based offering.  GSS plans to promote, install, and maintain the self-serve smoothie machines using a nationwide sales force, brokers, and a network of trained service technicians.

Management believes that an expansion strategy focusing on Convenience Stores and other retail distribution channels would add significant scale to our business model.  These other channels include, but are not limited to,  Fast-Food Restaurants, sports venues, university campuses and high schools, resorts and cruise ships, sports, racquetball, health and country clubs, business and hospital complexes, as well as high-traffic portals such as airports, sea ports, and train and bus stations.

SOURCES OF AND AVAILABILITY OF PRODUCTS

We are primarily dependent upon sole suppliers for our fruit and coffee puree and sole suppliers for the GSS blending equipment.

Sole supplier arrangements subject us to enhanced business risk.  If any sole supplier has operational problems or ceases providing product, equipment or distribution of products available to us, or if such blender equipment substantially malfunctions, our operations could be adversely affected.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

As we expand our operations, we may have to seek new and/or additional suppliers and service providers or enter into new arrangements with existing ones, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we initially enjoy, which could harm our business and operating results.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Although our initial target markets are the convenience stores in the US, in addition to other relevant channels, early on we may be dependent on one or only a few customers.  To consolidate and contain costs, our initial strategy is to concentrate on just a few of the nation’s largest convenience store chains.

PATENTS AND TRADEMARKS

The Company currently has no registered patents. The Company has been issued a registered trademark for Fruitissimo®, which is the name attributed to the fruit smoothies produced by the S3 Smoothie Machine, and the Company has a trademark application pending for Fruitissimo®, The Real Fruit Smoothie™.  A picture of the Blendtec S3 Smoothie Machine, as well as a description of the Fruitissimo® smoothies that are produced by the S3 Smoothie Machine, appear on the Company’s website, www.gssww.com and www.fruitissimo.com.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to various federal, state and local regulations.  Our products and equipment are subject to state and local regulation by health, sanitation, food and workplace safety and other agencies.  We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new products and equipment, which could delay planned execution of our business plan.  Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters.  In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations.  In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry.  Establishments operating in C-stores and other approved channels, the quick-service, and fast-casual segments have been a particular focus.  As a result, we may in the future become subject to initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our products, which could increase our expenses.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our Research & Development has been conducted with participation by the Company, Management at 7-Eleven, Inc., K-Tec, Inc. (Blendtec,) and others to assure our product offerings align most closely with the requirements of 7-Eleven and the needs of our initial target convenience store market.  However, this does not guarantee this chain will purchase the Company’s programs or products or participate in the future.  GSS entered into a testing agreement with 7-Eleven dated August 10, 2009, which is now expired. However, the parties have agreed verbally to extend the terms of the agreement indefinitely. We expect the testing to be completed by the end of the third quarter of 2010.

ENVIRONMENTAL LAWS

Company operations currently have no material effect on the environment.

INDUSTRY BACKGROUND

The market for self-serve smoothies is well-defined. There were 144,875 convenience stores in the United States in 2008 and, according to Convenience Store Decisions*, http://www.csdecisions.com/article/7125, a resource for the food services industry, these stores accounted for nearly $174 billion in in-store sales.  We believe this represents a great opportunity for the GSS self-serve smoothie program.

According to Mintel research*, the market for health-conscious products continues to grow rapidly. In 2006, smoothie makers raked in more than $2 billion from made-to-order and packaged smoothies, up more than 80 percent in the years 2001-2006.  Smoothies have quickly become part of the American landscape, with more than 4,000 retail locations reported in the U.S. in 2006, and with more than half of Mintel respondents in the 18 to 34 year-old range reporting that they had a smoothie in the last month. “Consumers are attracted to smoothies because they are seen as a healthier option to most sweets and on-the-go meals,” said David Lockwood, director of Mintel Reports. “Now that the smoothie market is a proven success, companies are being pushed to the next level — extreme differentiation. Similar to the coffee market, smoothie companies need to continue developing innovative flavors and additives to keep consumers engaged in the market, but also should consider expanding the menu as some chains have done with sandwiches or coffee.”

The smoothie industry’s new offerings are using emerging flavors, such as açaí and green tea, and hybrids of smoothies with other drink types. New nutrient “boosts” feed consumer need for evolving offerings as well. Smoothie companies have also remained on track with current food trends, utilizing “all-natural,” low-calorie and other key buzz properties to build sales.

“The flavor combinations and possibilities are endless with the smoothie market,” said Lockwood. “With functional foods and beverages having a strong marketplace advantage, smoothies are in position to dominate the healthy beverages category. Smoothies are seen as a pleasant health treat, and this will continue to take the category far.” In contrast with yogurt drinks, 39 percent of Mintel respondents agreed or strongly agreed that “smoothies are healthier than drinks made with yogurt.” Similarly, more than half of consumers agreed or strongly agreed that “smoothies taste better than yogurt drinks,” with yogurts getting only 15 percent.

*All facts and statistics presented in this Industry Background section are from Convenience Store Decisions and foodprocessing.com.  These reports and studies are publicly available without cost or at a nominal expense. GSS has not commissioned any of these reports.

On August 10, 2009, GSS entered into a formal testing agreement with 7-Eleven, Inc.  That agreement has expired; however, the parties have agreed verbally to extend the term of the agreement indefinitely and 7-Eleven is continuing to test the equipment in collaboration with the Company.

PRINCIPAL PRODUCTS AND THEIR MARKETS

The GSS idea is simple: to transform the fruit puree smoothie market by offering consumers a new approach -- a “grab-and-go” convenience store alternative.  Therefore, the GSS smoothie machine is currently tailored to the Convenience Store (C-store) environment.

Our manufacturer, Blendtec, is a developer of automated dispensing/blending equipment.  The self-serve smoothie machine designed for GSS by Blendtec has Electrical Testing Laboratories (ETL) and National Safety Federation (NSF) certification.

DISTRIBUTION METHODS

The machine is designed to accommodate easy-to-use modular “bag in box” cased product, the puree.  These puree formulations have been developed and co-branded exclusively for GSS, and are manufactured and distributed on our behalf.

 __________________________
* http://www.foodprocessing.com/industrynews/2007/026.html.

The flavor line has the capacity for future expansion and modification, with an initial menu that includes multiple fruit-based choices and one coffee-based offering.  GSS hopes to promote, install, and maintain the machines using a nationwide sales force and a network of trained service technicians.

Management believes that an expansion strategy focusing on Convenience Stores and other channels would provide a great degree of quality and add significant scale to our business model.  We intend to follow a strategy of expanding store locations in existing markets.  We will grow our concept and brand through several channels, including C-stores and other retail channels.  These other channels would include Fast-Food Restaurants, sports venues, university campuses and high schools, resorts and cruise ships, sports, racquetball, health and country clubs, business and hospital complexes, as well as any high-traffic portals, like airports, sea ports, and train and bus stations.

STATUS OF ANY PUBLICLY ANNOUNCED PRODUCTS

None at this time

COMPETITION

To the best of the Company’s knowledge, there currently are no other companies offering self-service smoothies from smoothie machines that are both self-cleaning and self-sanitizing.  Consequently, the Company will effectively be establishing a new niche market for this smoothie machine and the related services offered by the Company.

Of the myriad companies offering smoothies throughout the U.S., including smoothie shops and other retail smoothie outlets, no one provider is dominant in the industry.  The Company will not seek to open any retail shops, but rather will seek to place its smoothie machines into businesses that would become dominant in their respective markets.  The Company considers cost, quality and convenience to be major factors in an individual’s selection of retail outlets from which to buy smoothies, and using those metrics, the Company’s S3 Smoothie Machine is anticipated to help the Company’s customers establish a dominant presence in their respective markets.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

David C. Tiller, Donald M. Roberts and Harry B. Ireland have employment agreements.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

None at this time

LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 1A.  Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Properties

We maintain our corporate showroom at:

183 Parkhouse
Dallas, TX 75207
Tel: 888-924-6477

We believe it is adequate and suitable for our needs at the present time.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had no trading volume in our Common Stock.  As long as this condition continues, the sale of a significant number of shares of Common Stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of Common Stock, under Securities and Exchange Commission Rule 144 or otherwise, could adversely affect the prevailing market price of our Common Stock and could impair our ability to raise capital at that time through the sale of our securities.

The Company intends to have the Common Stock quoted on the Over the Counter Bulletin Board. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  A broker-dealer potentially serving as market maker for the Company’s Common Stock must file an application with FINRA in order to be able to quote the shares of our Common Stock on the Over the Counter Bulletin Board (“OTCBB”). The Company is seeking out a market maker to have our Common Stock quoted on the OTCBB.  The OTCBB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  There can be no assurance that the market maker’s application will be accepted by FINRA, nor can we accurately predict the time period that the application will require.  If for any reason our Common Stock is not quoted on the OTCBB or a public trading market does not otherwise develop, purchasers of the shares of the Company’s Common Stock may have difficulty selling their Common Stock should they desire to do so.  No market makers have committed to becoming market makers for our Common Stock at this time and none may do so.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Holders of Our Common Stock

Currently, we have seventy-one (71) holders of record of our common stock.

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Stock Option Grants

To date, we have not granted stock options.

Dividends

There are no restrictions in our articles of formation or bylaws that prevent us from declaring dividends.  However, the Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

The Global Smoothie Supply, Inc. business model contemplates that the Company will generate revenue from three activities:

1) The sale of smoothie blending equipment
2) The sale of the puree to make the smoothies
3) The sale of parts and service for the smoothie blending equipment

Global Smoothie Supply has worked with Blendtec to develop a turnkey smoothie program designed for the convenience store channel as well as other channels.  Our agreement with Blendtec, among other things, gives GSS the first right to purchase all of Blendtec’s S3 Smoothie Blender production.

The Blendtec S3 Smoothie Machine is a self-serve smoothie machine specially designed for GSS by Blendtec.  The Company couples the S3 Smoothie Machine with other equipment, including an ice machine that mounts to the top of the  Blendtec S3 Machine, a backup water heater, a custom cabinet and a puree cart.   The Company’s contractual arrangement with Blendtec contemplates that the Company will purchase the S3 Smoothie Machine from Blendtec, for resale to purchasing accounts.

GSS purchases the balance of the components directly from its supplier network and the Company currently has no formal contractual arrangements with those suppliers.  The Company purchases proprietary formulas of the purees developed specially for use with the S3 Blender, directly from its supplier network, for resale to purchasing customers.

Additionally, GSS provides for a fee the installation and service for the smoothie machine and related equipment as an ongoing benefit to purchasing customers.

Our practice is to purchase inventory as close to customers’ time of need as possible.  This practice has allowed GSS to carry minimal inventory.

GSS began receiving revenues from this self-serve smoothie program with the sale of puree and machines to Blockbuster in the 4th Quarter of 2008.  These sales came as the result of Blockbuster contacting GSS, in an effort to offer Self-Serve Smoothies through Blockbuster’s new in-store beverage bars in Reno, NV and Plano, TX.  We received purchase orders from Blockbuster and/or its wholesaler, Continental Concession Supply, Inc. (“CCSI”) to fill these orders.  There are currently no written agreements covering the Company’s arrangement with Blockbuster.

Blockbuster has purchased 8 S3 self-serve smoothie machines from the Company in conjunction with their internal marketing assessments. These machines continue to operate in these stores and Blockbuster continues to develop ongoing strategies, which may or may not include the Company’s self-serve smoothie program.

7-Eleven is evaluating 1 machine at its location at N.W. Hwy. and Hillcrest in Dallas, TX.  That evaluation is ongoing.

Scotties EXXON, Rockwall, TX, has purchased the machine and is currently a customer for the GSS self-serve smoothie purees.

These three companies continue to be GSS customers.

Founded by David C. Tiller, Donald M. Roberts, and Harry B. Ireland, GSS was formed with one goal: to become the dominant provider of fruit puree smoothie systems for the convenience store (“C-store”) and other appropriate channels.  These self-serve systems are installed in turn-key fashion, are self-cleaning, and require minimal attention and maintenance.

The GSS idea is simple: to transform the fruit puree smoothie market by offering consumers a new approach - a “grab-and-go” convenience store alternative.  Therefore, the GSS smoothie machine is initially targeted to the convenience store environment.

Our manufacturer, Blendtec (Div. of K-Tec, Inc.) is a developer of automated dispensing/blending equipment. The self-serve smoothie machine designed for GSS by Blendtec has received Electrical Testing Laboratories (ETL) and National Safety Federation (NSF) certification.

The machine is designed to accommodate easy-to-use modular “bag in box” cased product, the puree. These puree formulations have been developed and co-branded exclusively for GSS and are manufactured on our behalf.

The flavor line has the capacity for future expansion and modification, with an initial menu that includes eleven fruit-based choices and one coffee-based offering.  GSS will promote, install, and maintain the machines using a nationwide sales force and a network of trained service technicians.

Management believes that an expansion strategy focusing on C-stores and other approved channels would provide a great degree of quality and add significant scale to our business model,.  We intend to follow a strategy of expanding store locations in existing markets.  We will grow our concept and brand through several channels, including C-stores and other retail channels.

RESULTS OF OPERATIONS FOR THE 12 MONTHS ENDED DECEMBER 31, 2010

The Company has limited revenue and significant expenses.

Revenue from puree sales were $16,230; cup sales of $218.00; machine sales of $475 with COGS of $17,307 and Gross Margin was ($383.00.)  During this time period the Company spent $169,440 in administrative and business development expense.  Payroll expenses were $975,000 for a restricted stock grant given to Tiller, Roberts, Ireland and Gohsman. Total expense was $1,144,440.  The Company had a net loss of ($1,145,234.)

At the end of the period, we had $33,696 in current assets made up of $23,667 in cash, $0 in Accounts Receivable, $216 in inventory, $9,813 prepaid insurance.

We had $1,313 in net fixed assets for $35,009 in total assets.

Accounts payable balance was $29,957.  $8,000 remained to be paid at some future date for a bonus authorized by the Board of Directors from a previous period and is shown as a payroll liability.  A liability of $9,600 remains for future warranty work in accordance with our warranty policy. Total Liabilities were $47,557.

Stockholders’ Equity was $12,548.  The restricted stock grant to Tiller, Roberts, Ireland, Gohsman increased paid in capital by $975,000. In the first quarter we sold 170,000 shares for $25,500 and in the fourth quarter we sold 157,900 shares for $39,475. This combined with the ($1,145,234) loss for the period, and combined with the $92,712 of starting equity for the period equaled our Stockholders’ Equity.

By converting Accounts Receivable to cash, and limiting our use of cash in Accounts Payable, and using the stock compensation vesting in lieu of spending cash, we used ($147,845) in cash.  Our financing activities provided $64,975 in stock sales however we had a net change in cash of ($82,870.)  This combined with our previous cash balance allowed us to end the period to with $23,667.

LIQUIDITY

We have cash assets at December 31, 2010, of $23,667.  We will be reliant upon private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had cash flow during the period ended December 31, 2010 of ($82,870) and revenue of $16,923.

SHORT TERM

On a short-term basis, we have generated revenues.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business.  For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

Our assets consist of a checking account with a balance of $23,667, as of December 31, 2010, with total current assets of $33,696 including active inventory and prepaid expenses.

Our total liabilities were $47,557 at December 31, 2010.  Subsequently, we are incurring significant liabilities in connection with ongoing operations.

CAPITAL RESOURCES

We have only Common Stock as our capital resource.

As we continue to build markets for GSS products and programs, substantial capital will be needed to pay for sales and marketing, website development, development of a service network, equipment and product, plus usual start up and normal operating costs.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements; therefore, we will have to seek loans or equity placements.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development.  We have minimal revenues.  We have no committed source for additional funding.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

For total start-up capital needs, we have budgeted $5,000,000 for our first 12 months of operations to build the requisite infrastructure to support our initial sales goals.  The funds allocated are intended to be used for the daily operation of the business, such as legal expenses, insurance, travel and entertainment, rent, office and training expenses.

LIMITED FINANCING

We may borrow money to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so.  Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors purchasing shares from this offering.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains no off-balance sheet arrangements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated minimal revenues, has accumulated a deficit of ($1,145,234) to date, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

We do not have any debt or long-term commitments. We need to raise approximately $5,000,000 to execute our initial sales goals.  We continue to seek financing, but there are no guarantees that we will be able to do so.

RESEARCH AND DEVELOPMENT

Our Research & Development has been conducted with participation by the Company, Management at 7-Eleven, Inc., K-Tec, Inc. (Blendtec,) and others to assure our product offerings align most closely with the requirements of 7-Eleven and the needs of our initial target convenience store market.  However, this does not guarantee this chain will purchase the Company’s programs or products or participate in the future. GSS entered into a testing agreement with 7-Eleven dated August 10, 2009, which is now expired. However, the parties have agreed verbally to extend the terms of the agreement indefinitely.

CRITICAL ACCOUNTING POLICIES

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

Revenue and Cost Recognition

We recognize revenue at the time the products are shipped to customers or third parties.  We perform services under service contracts, revenue is recognized upon the completion of the services on specified machines. We follow ASC 605, “Revenue Recognition. ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as shipping expenses. The cost of shipping products to the customer is classified as shipping expense. Shipping expense is included in the Cost of Goods. In the 12 months period ending December 31, 2010 and 2009 respectively the Company incurred $0 and $1,830 of shipping costs as a part of our total Cost of Goods.

ASC 605 addresses certain criteria for revenue recognition. ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in ASC 605.

Advertising and Promotion Expense

Advertising and Promotion costs are expensed as incurred. These expenses are recorded in Advertising and Promotion expenses in the Consolidated Statements of Operations. For the period ending December 31, 2010 and 2009 the Company had expensed $37,464 and $54,283 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost for inventory is based on an average cost method. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.  As of December 31, 2010 the company held $166 in puree, $50 in cups and $0 in machines for sale for a total of $216. As of 12/31/2009 the Company held $1,968 in puree $0 in cups and $7336 in machines for sale for a total of $9,303.

Depreciation

Depreciation used is double declining balance, 5 years depreciation, ½ year in year of acquisition, salvage value is none.

Accounts Receivable

As accounts receivable age beyond 90 days we reserve 50% of the amount owed as a doubtful account. When this receivable reaches over 120 days the remainder of the amount is completely written off. As of December 31, 2010 and 2009 respectively we have written off $270 and $0 for bad debt.

Allowance for Sales Returns

We do not have an allowance for Sales Returns. The company does not accept sales returns except for product mis-shipment, product was shipped beyond guidelines for product shelf life or manufacturing issues. In those situations, the Company replaces the product.

Valuation of Stock Grants

We value stock grants as of the date they are awarded and use the stock grant date as the measurement date for valuation purposes. On June 1, 2009 26,000,000 shares were awarded to Messrs. Tiller, Robertson, Ireland and Gohsman at a cost of $0.15 per share. In accordance with ASC 718 we have separated the measurement date and the issue date. Until December 2010 no additional shares were sold at a rate other than the $0.15 per share, in 4th quarter, 2010, some additional shares were sold at a rate of $0.25 per share.

NEW ACCOUNTING PRONOUNCEMENTS

The company has reviewed the Financial Accounting Standard Board (FASB) Accounting Standards Updates that have recently taken effect or will take effect in the near future. We do not believe any of these updates will have an effect or a material effect on the financial position or results of operations of the Company.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

AVAILABLE INFORMATION

We have filed a registration statement on Form S-1, of which this Prospectus is a part, with the U.S. Securities and Exchange Commission.  Upon completion of the registration, we will be subject to the informational requirements of the Exchange Act and, in accordance therewith, will file all requisite reports, such as Forms 10-K, 10-Q, and 8-K, proxy statements, under Section 14 of the Exchange Act and other information with the Commission.  Such reports, proxy statements, this registration statement and other information, may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street NE, Washington, D.C. 20549.  Copies of all materials may be obtained from the Public Reference Section of the Commission’s Washington, D.C. office at prescribed rates.  You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Market Information

The Company intends to have the Common Stock quoted on the Over the Counter Bulletin Board upon completion of the offering.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  A broker-dealer potentially serving as market maker for the Company’s Common Stock must file an application with FINRA in order to be able to quote the shares of our Common Stock on the Over the Counter Bulletin Board (“OTCBB”). The Company is seeking out a market maker to have our Common Stock quoted on the OTCBB.  The OTCBB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  There can be no assurance that the market maker’s application will be accepted by FINRA, nor can we accurately predict the time period that the application will require.  If for any reason our Common Stock is not quoted on the OTCBB or a public trading market does not otherwise develop, purchasers of the shares of the Company’s Common Stock may have difficulty selling their Common Stock should they desire to do so.  No market makers have committed to becoming market makers for our Common Stock at this time and none may do so.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 8.  Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Smoothie Supply, Inc.

We have audited the accompanying balance sheets of Global Smoothie Supply, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009.These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Smoothie Supply, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company established a limited source of revenue and has had an accumulated deficit of $1,844,257, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 11, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Global Smoothie Supply, Inc.
Balance Sheets

	December 31
	2010	2009

ASSETS
Current Assets
Cash	$23,667	$106,537
Accounts Receivable Net	-	162
Inventory Asset	216	9,303
Prepaid Insurance	9,813	10,547
Total Current Assets	$33,696	$126,549
Fixed Assets
Furniture and Equipment	$3,600	$3,600
Accumulated Depreciation	(2,287)	(1,412)
Total Net Fixed Assets	$1,313	$2,188
Total Assets	$35,009	$128,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$29,957	$17,163
Payroll Liabilities	8,000	8,000
Warranty Liability	9,600	9,600
Sales Tax Payable	-	1,263
Total Current Liabilities	$47,557	$36,025
Total Liabilities	$47,557	$36,025
Stockholders' Equity
(See Note 3 for Pro-forma treatment of former Subchapter S Corp)
Total Preferred Shares Authorized 50,000,000
Prefered Stock issued at zero par as of:
12/31/2010: 0
12/31/2009: 0
Total Common Shares Authorized 100,000,000
Common Stock issued at zero par as of:
12/31/2010: 77,784,504
12/31/2009: 77,456,604
Paid In Capital	$1,831,710	$791,735
Retained Earnings	(1,844,257)	(699,023)
Total Stockholders Equity	$(12,548)	$92,712
Total Liabilities and Stockholders' Equity	$35,009	$128,737

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.
Statement of Operations

	12 Months Ended
	December 31
	2010	2009

Revenue
Machine Revenue	$475	$15,000
Puree Revenue	16,230	24,397
Cups Revenue	218	-
Service Revenue		950
Parts Revenue		693
Shipping Revenue		455
Total Revenue	$16,923	41,495.35

Cost of Goods Sold	$15,418	$31,523
Obsolete Inventory	1,889	-
Cost of Goods Sold	$17,307	$31,523

Gross Margin	$(383)	9,973

Expenses
Advertising and Promotion	$37,464	54,283
Officer Stock Compensation	$975,000	568,750
General and Administrative	131,101	80,556
Depreciation Expense	$875	980
Income (Loss) from Operations	$(1,144,823)	(694,595)
Interest Expense	$411	3,421
Net (Loss)	$(1,145,234)	$(698,016)

(Loss) Earnings per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic & Diluted	77,784,504	65,942,792

Proforma (See Note 3)
Net (Loss) as above	(1,145,234)	(698,016)
Proforma Income Tax Adjustment	-	-
Proforma Net Income	$(1,145,234)	$(698,016)

Proforma (Loss) Earnings per Common Share
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc

Statement of Stockholders' Equity
December 31, 2009 to December 31, 2010

	Common Stock		Paid in	Retained	Total
	Shares	Amount	Capital	Earnings (Deficit)	Equity
Balance, December 31, 2008 (Restated)	50,000,000	-	4,494	(1,007)	3,488

Common Shares issued to Directors (Note 4)
$0.15/Share	26,000,000	-	568,750		568,750
Common Shares Issued @ $0.15/Share	1,456,604		218,490		218,490
Net Gain (Loss)				(698,016)	(698,016)

Balance, December 31, 2009	77,456,604	-	791,735	(699,023)	92,712

Common Shares Issued @ $0.15/Share	170,000		25,500		25,500
Common Shares Issued @ $0.25/Share	157,900		39,475		39,475
Additional Paid In Capital from Director Compensation	-	-	975,000		975,000

Net Gain (Loss)				(1,145,234)	(1,145,234)

Balance, December 31, 2010	77,784,504	-	1,831,710	(1,844,257)	(12,548)

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.
Statement of Cash Flows

	12 Months Ending
	December 31,
	2010	2009

Operating Activities

Net Income/(Loss)	$(1,145,234)	$(698,016)
Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating Activities
Change in Accounts Receivable Net	60	3,956
Change in Allowance for Doubtful Accounts	103	-
Change in Inventory Asset	9,087	(9,303)
Change in Vertex Holding Account	-	31,660
Change in Accounts Payable	12,794	3,621
Change In Prepaid Insurance	734	(10,547)
Change in Sales Tax Payable	(1,263)	(8,464)
Depreciation	875	980
Value of Stock Compensation Vesting	975,000	568,750
Net Cash Provided by (Used) in Operating Activities	$(147,845)	$(117,364)

INVESTING ACTIVITIES
Furniture and Equipment		(1,437)
Net cash used in Investing Activities	$-	$(1,437)

FINANCING ACTIVITIES
Proceeds from sale of Stock	64,975	218,490
Cash Provided by Financing Activities	$64,975	$218,490

Net Increase (Decrease) in Cash	$(82,870)	$99,689

Cash, Beginning of Period	$106,537	$6,848

Cash, End of Period	$23,667	$106,537

Supplemental Information:
Interest / Factoring Fees Paid	$411	$3,421
Income Taxes Paid

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.

NOTES TO FINANCIAL STATEMENTS

For 12 Months Ending 12/31/2010

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

Revenue and Cost Recognition

We recognize revenue at the time the products are shipped to customers or third parties.  We perform services under service contracts, revenue is recognized upon the completion of the services on specified machines. We follow ASC 605, “Revenue Recognition. ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as shipping expenses. Shipping expense is included in the Cost of Goods. In the 12 months period ending December 31, 2010 and 2009 respectively the Company incurred $0 and $1,830 of shipping costs as a part of our total Cost of Goods.

ASC 605 addresses certain criteria for revenue recognition. ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in ASC 605.

Advertising and Promotion Expense

Advertising and Promotion costs are expensed as incurred. These expenses are recorded in Advertising and Promotion expenses in the Consolidated Statements of Operations. For the period ending December 31, 2010 and 2009 the Company had expensed $37,464 and $54,283 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost for inventory is based on an average cost method. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.  As of December 31, 2010 the company held $166 in puree, $50 in cups and $0 in machines for sale for a total of $216. As of 12/31/2009 the Company held $1,968 in puree $0 in cups and $7336 in machines for sale for a total of $9,303.

Depreciation

Depreciation used is double declining balance, 5 yrs depreciation, ½ yr in year of acquisition, salvage value is none.

Accounts Receivable

As accounts receivable age beyond 90 days we reserve 50% of the amount owed as a doubtful account. When this receivable reaches over 120 days the remainder of the amount is completely written off. As of December 31, 2010 and 2009 respectively we have written off $270 and $0 for bad debt.

Allowance for Sales Returns

We do not have an allowance for Sales Returns. The company does not accept sales returns except for product mis-shipment, product was shipped beyond guidelines for product shelf life or manufacturing issues. In those situations, the Company replaces the product.

Valuation of Stock Grants

We value stock grants as of the date they are awarded and use the stock grant date as the measurement date for valuation purposes. On June 1, 2009 26,000,000 fully voting and participating shares were awarded to Messrs. Tiller, Robertson, Ireland and Gohsman at a cost of $0.15 per share for services. In accordance with ASC 718 we have separated the measurement date and the issue date. Until December 2010 no additional shares were sold at a rate other than the $0.15 per share, in December some additional shares were sold at a rate of $0.25 per share. See Note 4.

NOTE 3.  INCOME TAXES:

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

For the period ended December 31, 2010, and December 31, 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had approximately $1,844,257 of federal net operating losses. The net operating loss carry-forwards, if not utilized, will begin to expire in 2017. The components of the Company’s deferred tax assets/liabilities are as follows:

	As of
	December 31	December 31
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$627,047	$237,667
Total deferred tax assets	627,047	237,667
Deferred tax liabilities:
Depreciation and amortization	(778)	(480)
Net deferred tax assets before valuation allowance	626,269	237,187
Less: Valuation allowance	(626,269)	(237,187)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its 2007. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009, respectively.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	September 30	December 31
	2010	2009
Federal statutory rate	$(627,047)	$(237,667)
Change in valuation allowance on deferred tax assets	627,047	237,667
	$-0-	$-0-

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

There is no tax or earnings per share impact due to an undistributed losses. As a Subchapter S corporation we had undistributed losses of $1,007 in 2008. Were these undistributed losses converted to Paid in Capital, our Paid in Capital would have been $3,488 and our Stockholders equity would not have changed. This amount is not considered to have a material impact to 2009 Stockholders Equity.

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

On June 1, 2009, the Board of Directors of the Company awarded a grant of stock to Messrs. Tiller, Roberts, Ireland, and Gohsman totaling 26,000,000 shares. One third of the shares will be relieved of restriction of sale on the 2nd, 3rd, and 4th anniversary of the award, respectively. These shares are awarded immediately, but may be rescinded per the plan if certain conditions are not met.  The fair value of each share granted was estimated on the date of grant using external market based sales on or near the date of grant. In accordance with the guidance in ASC 505 “Equity” concerning unvested and forfeitable shares issued for services, the Company recognizes the equity issuance and corresponding expense as services are performed by the grantees.

As of December 31, 2010, the Company had one (1) share based compensation plan, which is described above.  The compensation cost that has been charged against income for that plan was $975,000 and $568,750 for the twelve months ending December 31, 2010 and 2009 respectively.

	Weighted-Average
	Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at January 1, 2009	0	$0.00
Granted	26,000	0.15
Vested	0	0.00
Forfeited	0	0.00
Nonvested at December 31, 2010	26,000	$0.15

The aforementioned shares vote and carry a non-forfeitable right to dividends, should dividends be declared. Accordingly, they are classified as “participating securities” and are included in the weighted average outstanding shares in accordance with ASC 260-10-45-60A.

We value stock grants as of the date they are awarded and use the stock grant date as the measurement date for valuation purposes. In accordance with ASC 718 we have separated the measurement date and the issue date. Until December 2010 no additional shares were sold at a rate other than the $0.15 per share, in December some additional shares were sold at a rate of $0.25 per share.

Global Smoothie Supply, Inc. has begun the process of raising additional capital through the sales of registered shares. In 2010, the company sold 327,900 shares stock for $64,975.

On June 4, 2010 the Company amended and restated the Articles of Incorporation approving the authorization of 50,000,000 shares on non-par Preferred Stock. As of December 31, 2010,           0 shares have been issued.

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

The Company's financial statements reflect accruals for potential warranty claims based on the Company's best estimation. Estimated product warranty costs are accrued at the time products are sold. For machines sold in 2008, we provide a 3 year limited warranty on the machines we sell. Our manufacturer has taken the position of warranting the machines for the 1st year and Global Smoothie Supply covers the warranty for the 2nd and 3rd years. Machines sold during 2009 were warranted for 1 year and our manufacturer has continued taking the position of warranting the machines for the 1st year. No additional warranty liability was added in 2010.

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

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has established a limited source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. As of December 31, 2010, the Company has an accumulated deficit of $1,844,257.

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

NOTE 9.  FORM S-1/A REGISTRATION

On September 30, 2010 the Securities and Exchange Commission declared the Company’s Form S-1/A Registration Statement filed under the Securities Act of 1933 to be effective.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent events have been evaluated up to and including the date at which the financial statements were available April 11, 2011. There are no subsequent events to be reported.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Management believes the Company’s internal controls to be adequate, as all financial transactions, disbursements and expenditures are reviewed and approved in advance by the Board of Directors.

Item 9B.  Other Information

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The address of each executive officer and director is c/o:

Global Smoothie Supply, Inc.
4428 University Blvd.
Dallas, TX 75205

David C. Tiller - Founder, Chairman and CEO (Director, Age: 71)
A graduate of the University of Texas at Austin and former U.S. Army Captain, Mr. Tiller has held key staff positions in both the Texas Governor’s office and the United States Senate.  He then served as VP for Administration and Corporate Communications for both Wylain Corporation (NYSE) and Sunshine Mining Company (NYSE) from 1976 through 1982.   In these positions his duties included marketing, advertising, public and investor relations.  From 1995 until 2005, together with business partner Don Roberts, Mr. Tiller developed The Workout Warehouse, an on-line sports nutrition store for the US health club industry.

In 2005, with his partners Don Roberts and Harry Ireland, David Tiller began developing the Global Smoothie Supply Self-Serve Smoothie program.

Donald M. Roberts - Founder, Vice-Chairman, Chief Financial Officer and Treasurer (Director, Age: 59)
As a business analyst at Hewlett-Packard and ExxonMobil, Mr. Roberts has designed, supervised, and implemented numerous unit- and enterprise-wide projects in Accounts Receivables/Payables, Banking/Finance, Tax/Tax Audit, Wholesale Marketing/Manufacturing, Supply Chain/ Distribution and Logistics.  From 1995 until 2005, together with business partner David Tiller, Mr. Roberts developed The Workout Warehouse, an on-line sports nutrition stores for the US health club industry.

In 2005, with his partners David Tiller and Harry Ireland, Don Roberts began developing the Global Smoothie Supply Self-Serve Smoothie program.

Harry B. Ireland - Founder, Vice-Chairman, Chief Legal Officer, and Secretary (Director, Age: 71)
Since 1990, Mr. Ireland has engaged in the private practice of law. Mr. Ireland served in various capacities with Sunshine Mining Company, an NYSE registered company, as Vice President and General Counsel and as Managing Director of its international operations based in London from 1979 until 1989. Mr. Ireland was vice President and General Counsel of Cook International, Inc., an AMEX registered ‘Fortune 100 Company’ from 1968 until 1978.

In 2005, with his partners Don Roberts and David Tiller, he began developing the Global Smoothie Supply Self-Serve Smoothie program.  He serves as Vice Chairman, Chief Legal Officer and Secretary.

DIRECTORS OF THE COMPANY

Number of Directors: 3

Directors are elected annually and all have been in office since February, 2005.

David C. Tiller, 71 years, Chairman of the Board and CEO, has served as a director since February 17, 2005, and continues until his replacement is elected and his directorship is subject to no understanding, written or unwritten.

Donald M. Roberts, 59 years, director and CFO, has served as director since February 17, 2005, and continues until his replacement is elected and his directorship is subject to no understanding, written or unwritten.

Harry B. Ireland, 72 years, director and CLO, has served as director since February 17, 2005, and continues until his replacement is elected and his directorship is subject to no understanding, written or unwritten.

CONSULTANTS TO THE COMPANY

John W. Gohsman Consultant (Age: 52 )
Mr. Gohsman was employed by Cadbury Schweppes Americas Beverages from 1988-2007. Mr. Gohsman served as Vice President of Commercial Integration for Cadbury Schweppes Americas Beverages from 2006 to 2007.  For the years of 2001-2006 Mr. Gohsman served as Vice President and General Manager of The Slush Puppie Frozen Drink Division, an independent operating unit of the Dr Pepper/Seven Up Company within Cadbury Schweppes Americas Beverages.  In 2006, he led the divestiture of Slush Puppie Brands. Other significant positions that Mr. Gohsman held with Cadbury Schweppes Americas Beverages included; Division Sales Manager, from 1995 to 1996, and Vice President, Franchise, from 1996 to 2001.

Kevin Cooper - Senior Industry Consultant to GSS
From 2004 to 2006, Mr. Cooper was the 7-Eleven National Category Manager for Slurpee® and Fountain Beverages, where his duties covered the procurement, merchandising, and marketing of Slurpee® and Big Gulp® beverage brands for 7-Eleven’s 5,800 U.S. locations.  Some of his major responsibilities included:

•	sourcing and distribution of all beverage supplies and dispensing equipment;
•	negotiating national supply agreements;
•	leading innovation meetings with key vendors, including Hershey’s, Kraft, and Pepsi;
•	developing pricing strategy, consistently achieving category budget goals; and
•	coordinating all advertising initiatives, including media planning efforts for Slurpee.com.

Mr. Cooper has negotiated sponsorship and beverage partnerships with major companies such as Apple, AOL, Nintendo, LucasFilms, Warner Brothers, and Disney.

From 2001 to 2004, he served as National Category Manager for Retail Services.  On his watch, retail sales revenue surpassed $351 million, becoming the fastest growing retail category within 7-Eleven stores from 2001 to 2003.  He envisioned and implemented the company’s successful addition of the first national private-brand MVNO prepaid wireless program, 7-Eleven Speak Out Wireless.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David C. Tiller, CEO	2008	0	0	0	0	0	0	0	0
	2009	0	0	1,912,500	0	0	0	0	1,912,500
Donald M. Roberts, CFO	2008	0	0	0	0	0	0	0	0
	2009	0	0	937,500	0	0	0	0	937,500
Harry B. Ireland, CLO	2008	0	0	0	0	0	0	0	0
	2009	0	0	900,000	0	0	0	0	900,000
John W. Gohsman, COO	2008	0	0	0	0	0	0	0	0
	2009	0	0	150,000	0	0	0	0	150,000

1.	These awards were granted as of the 1st day of June 2009, subject to the terms of the Company’s Restricted Stock Plan (the “Plan”). The restrictions placed on the shares lapse as follows:
	a.	Restrictions on 1/3 of the shares shall expire on the 2nd anniversary of the date of grant;
	b.	Restrictions on 1/3 of the shares shall expire on the 3rd anniversary of the date of grant; and
	c.	Restrictions on the remaining shares shall expire on the 4th anniversary of the date of grant.
2.	The Company has the right to deduct from all payments, any taxes required by law to be withheld.
3.
Subject to the terms of the Plan and the agreement evidencing each grant, the shares may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, or disposed of other than by will or by the laws of descent and distribution, until all restrictions on the shares have lapsed.

4.	The value of these restricted stock awards is the grant date fair value of these awards, calculated in accordance with the FASB ASC Topic 718.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers other than as described herein.

Narrative Disclosure to Summary Compensation Table

Other than as shown above in the Summary Compensation Table and below in the Outstanding Equity Awards at Fiscal Year-end Table, we do not currently compensate our officers. However, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
David C. Tiller, CEO	0	0	0	0	0	0	0	12,750,000	1,912,500
Donald M. Roberts, CFO	0	0	0	0	0	0	0	6,250,000	937,500
Harry B. Ireland, CLO	0	0	0	0	0	0	0	6,000,000	900,000
John W. Gohsman, COO	0	0	0	0	0	0	0	1,000,000	150,000

1.	The market value of the restricted stock award was based on the actual selling price to Friends and Family nearest to the last day of our fiscal year.

RESTRICTED STOCK PLAN

Global Smoothie Supply, Inc. adopted the Plan to enable the Company to retain and motivate key employees and consultants who have or will provide valuable service to the Company.

DIRECTORS’ COMPENSATION

For the fiscal year ended December 31, 2009, the Company’s directors received no compensation for their services as directors. GSS has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  GSS may establish a compensation plan for its directors in the future.

EMPLOYMENT CONTRACTS

David C. Tiller, Donald M. Roberts and Harry B. Ireland have employment agreements which become effective upon the Company’s receipt of funding of not less than $1 million.  The following is a description of the material terms of these agreements.

GLOBAL SMOOTHIE SUPPLY, INC
Employment Agreement

This Employment Agreement ("Agreement") is made and entered into by and between David C. Tiller ("TILLER") and Global Smoothie Supply, Inc. ("GSS"), collectively "the parties."  The effective date of this Agreement is upon receipt of funding by GSS in an amount of not less than $1,000,000 in the aggregate (the "Effective Date").

l. Position: During the term of this Agreement, TILLER shall be employed by GSS as its Chief Executive Officer and shall be elected a director of GSS’ Board of Directors (the "Board").

2. Term:

(a) GSS’ Commitment to TILLER: The initial term shall commence on the Effective Date and continue until October 30, 2014.

(b) TILLER's Commitment to GSS: TILLER commits to work for GSS during the initial term (i.e., from the Effective Date through October 15, 2014).

3. Annual Salary: TILLER's annual salary shall be One Hundred Fifty Thousand Dollars ($150,000.00), paid prorata in approximately equal amounts on the first and fifteenth day of each calendar month, commencing on the Effective Date.  Such salary may be increased in the discretion of the Board, but cannot be reduced.

4. Bonuses:

(a) Commencing with the bonus period that ends on December 31, 2009, TILLER shall be eligible to receive an annual performance bonus. The Board shall have discretion to award such bonus to TILLER, as it may deem appropriate.

GLOBAL SMOOTHIE SUPPLY, INC
Employment Agreement

This Employment Agreement ("Agreement") is made and entered into by and between Donald M. Roberts ("ROBERTS") and The Global Smoothie Supply, Inc. ("GSS"), collectively "the parties."  The effective date of this Agreement is upon receipt of funding by GSS in an amount of not less than $1,000,000 in the aggregate (the "Effective Date").

l. Position: During the term of this Agreement, ROBERTS shall be employed by GSS as its Chief Financial Officer and shall be elected a director of GSS’ Board of Directors (the "Board").

2. Term:

(a) GSS’ Commitment to ROBERTS: The initial term shall commence on the Effective Date and continue until October 30, 2014.

(b) ROBERTS' Commitment to GSS: ROBERTS commits to work for GSS during the initial term (i.e., from the Effective Date through October 15, 2014).

3. Annual Salary: Roberts' annual salary shall be One Hundred Fifty Thousand Dollars ($150,000.00), paid prorata in approximately equal amounts on the first and fifteenth day of each calendar month, commencing on the Effective Date.  Such salary may be increased in the discretion of the Board, but cannot be reduced.

4. Bonuses:

(a) Commencing with the bonus period that ends on December 31, 2009, ROBERTS shall be eligible to receive an annual performance bonus. The Board shall have discretion to award such bonus to ROBERTS, as it may deem appropriate.

GLOBAL SMOOTHIE SUPPLY, INC
Employment Agreement

This Employment Agreement ("Agreement") is made and entered into by and between Harry B. Ireland ("IRELAND") and Global Smoothie Supply, Inc. ("GSS"), collectively "the parties."  The effective date of this Agreement is upon receipt of funding by GSS in an amount of not less than $1,000,000 in the aggregate (the "Effective Date").

l. Position: During the term of this Agreement, IRELAND shall be employed by GSS as its Chief Legal Officer and shall be elected a director of GSS’ Board of Directors (the "Board").

2. Term:

(a) GSS’ Commitment to IRELAND: The initial term shall commence on the Effective Date and continue until October 30, 2014.

(b) IRELAND's Commitment to GSS: IRELAND commits to work for GSS during the initial term (i.e., from the Effective Date through October 15, 2014).

3. Annual Salary: IRELAND' annual salary shall be One Hundred Fifty Thousand Dollars ($150,000.00), paid prorata in approximately equal amounts on the first and fifteenth day of each calendar month, commencing on the Effective Date.  Such salary may be increased in the discretion of the Board, but cannot be reduced.

4. Bonuses:

(a) Commencing with the bonus period that ends on December 31, 2009, IRELAND shall be eligible to receive an annual performance bonus. The Board shall have discretion to award such bonus to IRELAND, as it may deem appropriate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our Common Stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 75,000,000 shares of Common Stock.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Beneficial Owner Officer/Directors (1)	Percent of Voting Shares Owned	Number of Common Shares Owned
David C. Tiller – Chief Executive Officer	49.2%	38,250,000
Donald M. Roberts – Chief Strategy Officer	24.1%	18,750,000
Harry B. Ireland – Chief Legal Officer	23.1%	18,000,000

The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security.)

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2009, there have been no transactions, and there are no currently proposed transactions, in which GSS was or is to be a participant with any related person to GSS or in which any related person had or will have a direct or indirect material interest.

INDEMNIFICATION

Pursuant to the Articles of Incorporation and By-Laws of the Corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  In certain cases, we may advance expenses incurred in defending any such proceeding.  To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding) is asserted by one of our directors, officers, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Since September 30, 2010, the effective date of our registration statement filed on form S-1, there have been no transactions, and there are no currently proposed transactions, in which GSS was or is to be a participant with any director, officer or other related person to GSS or in which any director, officer or other related person had or will have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services		Audit Related Fees	Tax Fees	Other Fees
2010		$4,000.00	$0	$0	$0
2009	$		$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements and Schedules

(a)	Financial Statements and Schedules

The financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Formation, as amended (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 effective September 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Smoothie Supply, Inc.
(Registrant)

By: /s/ David C. Tiller	April 11, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ David C. Tiller	April 11, 2011
CEO

By: /s/ David C. Tiller	April 11, 2011
President

By: /s/ David C. Tiller	April 11, 2011
Principle Executive Officer

By: /s/ Donald M. Roberts	April 11, 2011
CFO