Form 10-Q
period 2011-03-31
Global Smoothie Supply, Inc.
filed 2011-06-17
CIK 1468122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of outstanding shares of no-par common stock as of March 31, 2011 was 77,814,504.

GLOBAL SMOOTHIE SUPPLY, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ii

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial statements

Global Smoothie Supply, Inc.
Balance Sheets
Unaudited

	March 31,	December 31
	2011	2010

ASSETS
Current Assets
Cash	$5,696	$23,667
Accounts Receivable Net	264	-
Inventory Asset	1,724	216
Prepaid Insurance	-	9,813
Total Current Assets	7,684	33,696
Fixed Assets
Furniture and Equipment	3,600	3,600
Accumulated Depreciation	(2,467)	(2,287)
Total Net Fixed Assets	1,133	1,313
Total Assets	$8,817	$35,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable & Accrued Expenses	$23,212	$29,957
Payroll Liabilities	8,000	8,000
Warranty Liability	9,600	9,600
Total Current Liabilities	40,812	47,557
Total Liabilities	40,812	47,557
Stockholders' Equity
(See Note 3 for Pro-forma treatment of former Subchapter S Corp)
Total Preferred Shares Authorized 50,000,000
Preferred Stock issued at zero par as of
03/31/2011: 0
12/31/2010: 0
Total Common Shares Authorized 100,000,000
Common Stock issued at zero par as of
03/31/2011: 77,814,504
12/31/2010: 77,784,504
Paid In Capital	2,082,960	1,831,710
Retained Deficit	(2,114,955)	(1,844,257)
Total Stockholders Equity	(31,995)	(12,548)
Total Liabilities and Stockholders' Equity	$8,817	$35,009

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.
Statement of Operations
Unaudited

	Quarter Ended
	March 31
	2011	2010

Revenue
Puree Revenue	$1,675	$4,385
Total Revenue	1,675	4,385
Cost of Goods Sold	1,093	3,034
Gross Margin	582	1,351
Expenses
Advertising and Promotion	6,236	918
Officer Stock Compensation	243,750	243,750
General and Administrative	21,114	31,758
Depreciation Expense	180	219
Income (Loss) from Operations	(270,698)	(275,294)
Interest Expense	-	-
Net (Loss)	$(270,698)	$(275,294)
(Loss) Earnings per Common Share
Basic and Diluted	**	**
Weighted average common shares outstanding:
Basic & Diluted	77,807,025	77,552,937
Proforma (See Note 3)
Net (Loss) as above	(270,698)	(275,294)
Proforma Income Tax Adjustment
Proforma Net Income	$(270,698)	$(275,294)

Proforma (Loss) Earnings per Common Share
Basic and Diluted	**	**

** - Less than $.01 per share

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc
Statement of Cash Flows
Unaudited

	Quarter Ending
	March 31,
	2011	2010

Operating Activities
Net Income/(Loss)	$(270,698)	$(275,294)
Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating Activities
Change in Accounts Receivable Net	(162)	(1,733)
Change in Allowance for Doubtful Accounts	(102)
Change in Inventory Asset	(1,506)	1
Change In Prepaid Insurance	9,813	2,965
Change in Accounts Payable& Accrued Expenses	(6,745)	1,803
Change in Sales Tax Payable		(1,263)
Change in Travel Advance		(1,500)
Depreciation	180	219
Value of Stock Compensation Vesting	243,750	243,750
Net Cash Provided by (Used) in Operating Activities	$(25,470)	$(31,052)
INVESTING ACTIVITIES
Net cash used in Investing Activities
FINANCING ACTIVITIES
Proceeds from sale of Stock	7,500	25,500
Cash Provided by Financing Activities	$7,500	$25,500
Net (Decrease) in Cash	$(17,970)	$(5,552)
Cash, Beginning of Period	23,667	106,536
Cash, End of Period	$5,697	$100,984

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.
NOTES TO FINANCIAL STATEMENTS
For 3 Months Ending 03/31/2011
Unaudited

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

Revenue and Cost Recognition

We recognize revenue at the time the products are shipped to customers or third parties.  We perform services under service contracts. Revenue is recognized upon the completion of the services on specified machines. We follow ASC 605, “Revenue Recognition. ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as shipping expenses. The cost of shipping products to the customer is classified as shipping expense. Shipping expense is included in the Cost of Goods. In the 3 months period ending March 31, 2011 and 2010 respectively the Company incurred $0 and $0 of shipping costs as a part of our total Cost of Goods.

ASC 605 addresses certain criteria for revenue recognition. ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in ASC 605.

Advertising and Promotion Expense

Advertising and Promotion costs are expensed as incurred. These expenses are recorded in Advertising and Promotion expenses in the Consolidated Statements of Operations. For the period ending March 31, 2011 and 2010 the Company had expensed $6,236 and $918 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost for inventory is based on an average cost method. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.  As of March 31, 2011 the company held $1,724 in puree, $0 in cups and $0 in machines for sale for a total of $1,724.  As of March 31, 2010  the Company held $216 in puree, $0 in cups and $0 in machines for sale for a total of $216.

Depreciation

Depreciation used is double declining balance, 5 yrs. depreciation, ½ yr. in year of acquisition, salvage value is none.

Accounts Receivable

As accounts receivable age beyond 90 days we reserve 50% of the amount owed as a doubtful account. When this receivable reaches over 120 days the remainder of the amount is completely written off. As of March 31, 2011 and 2010 we have written off $0 and $0 for bad debt, respectively.  Current Accounts Receivable of $264 at March 31, 2011, was less than 30 days.

Allowance for Sales Returns

We do not have an allowance for Sales Returns. The company does not accept sales returns except for product mis-shipment, for product that was shipped beyond guidelines for product shelf life, or for manufacturing issues. In those situations the Company replaces the product.

Warranties

The Company’s equipment manufacturer warranties the machines sold by GSS for first 12 months of operation. GSS no longer provides additional warranties on the equipment and provides no warranty regarding product (puree.) Therefore, provisions for liability of warranty costs are not included on the financial statements.

Valuation of Stock Grants

We value stock grants as of the date they are awarded and use the stock grant date as the measurement date for valuation purposes. On June 1, 2009 26,000,000 shares were awarded to Messrs. Tiller, Roberts, Ireland and Gohsman at a cost of $0.15 per share. In accordance with ASC 718 we have separated the measurement date and the issue date. Until December, 2010, no additional shares were sold at a rate other than the $0.15 per share, and in December, 2010. and March, 2011, some additional shares were sold at a rate of $0.25 per share.

NOTE 3.  INCOME TAXES:

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

NOTE 4.  STOCKHOLDERS’ EQUITY

Common Stock

At the time of inception 1,000 shares were authorized and all 1,000 shares were issued. On December 26, 2006, the number of authorized shares was increased to 50,000,000 and the Company issued a stock split of 20,000:1, with the 1,000 shares outstanding being exchanged for 20,000,000.  On 12/31/2008, there were 20,000,000 shares outstanding. On March 19, 2009, the number of authorized shares was increased to 100,000,000 and the Company issued a stock split of 5:2, with the 20,000,000 outstanding shares being exchanged for 50,000,000.  This March 19, 2009, stock split is being applied retroactively to the financial statements.

On June 1, 2009, the Board of Directors of the Company awarded a grant of stock for their services to the Company to its CEO, David C. Tiller, CFO, Donald M. Roberts, CLO, Harry B. Ireland, and President, John W. Gohsman, totaling 26,000,000 shares. One third of the shares will be relieved of restriction of sale on the 2nd, 3rd, and 4th anniversary of the award. These shares are awarded immediately, but may be rescinded per the plan, if certain conditions are not met.  The fair value of each share granted was estimated on the date of grant using external market based sales on or near the date of grant. In accordance with the guidance in ASC 505 “Equity” concerning unvested and forfeitable shares issued for services, the Company recognizes the equity issuance and corresponding expense as services are performed by the grantees. A per share value of .9375 cents was used.

As of March 31, 2011, the Company had one (1) share based compensation plan, which is described above.  The compensation cost that has been charged against income for that plan was $243,750 for the three months ending March 31, 2011, and March 31, 2010.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at January 1, 2009	0	$0.00
Granted	26,000	0.15
Vested	0	0.00
Forfeited	0	0.00
Nonvested at March 31, 2011	26,000	$0.15

The aforementioned shares vote and carry a non-forfeitable right to dividends, should dividends be declared. Accordingly, they are classified as “participating securities” and are included in the weighted average outstanding shares in accordance with ASC 260-10-45-60A.

We value stock grants as of the date they are awarded and use the stock grant date as the measurement date for valuation purposes. In accordance with ASC 718 we have separated the measurement date and the issue date. Until December, 2010, no additional shares were sold at a rate other than the $0.15 per share, and in December, 2010 and March, 2011, some additional shares were sold at a rate of $0.25 per share.

Global Smoothie Supply, Inc. has begun the process of raising additional capital through the sales of registered shares. In 2011, the Company had one cash sale of 30,000 shares of stock for $7,500.

On June 4, 2010, the Company amended and restated the Articles of Incorporation approving the authorization of 50,000,000 shares of non-par Preferred Stock. As of March 31, 2011, 0 shares have been issued.

Sales of registered no-par common shares are being pursued by the Company.

NOTE 5.  RELATED PARTY TRANSACTIONS

(See NOTE 4 for stock issued to officers for services provided to the Company.)

NOTE 6.  WARRANTY COSTS

The Company’s equipment manufacturer warranties the machines sold by GSS for first 12 months of operation. GSS no longer provides additional warranties on the equipment and provides no warranty regarding product (puree.) Therefore, provisions for liability of warranty costs are not included on the financial statements.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has established a limited source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. As of March 31, 2011, the Company has an accumulated deficit of $2,114,955.

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

NOTE 10.  SUBSEQUENT EVENTS

Subsequent events have been evaluated up to and including the date at which the financial statements were available May 23, 2011. There are no subsequent events to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED MARCH 31, 2011

The Company has limited revenue and significant expenses. Sales decreased in the quarter ended March 31, 2011, as compared to the same quarter last year due to a major reorganization by the Company’s largest client.

Advertising and promotion costs have increased significantly for the quarter ended March 31, 2011, as compared to the same quarter last year due to a commitment to the development of an interactive social media marketing concept at store level.  The cost breakdown is $5,000 for the quarter ending March 31, 2011.

Puree sales were $1,675, COGS $1,093 and Gross Margin was $582.  During this time period the Company spent $27,350 in administrative and business development expense.  Payroll expenses were $243,750 for a restricted stock grant given to Tiller, Roberts, Ireland and Gohsman. Total expense was $271,280.  The Company had a net loss of ($270,698).

At the end of the period, we had $7,684 in current assets made up of $5,696 in cash, $264 in Net Accounts Receivable, $1,724 in inventory.

We had $1,133 in net fixed assets for $8,817 in total assets.

Accounts payable and accrued expenses balance was $ 23,212.  $8,000 remained to be paid at some future date for a bonus authorized by the Board of Directors from a previous period and is shown as a payroll liability.   Total Liabilities were $40,812.

Stockholders Equity at the beginning of the period was ($12,548.). The restricted stock grant to Tiller, Roberts Ireland, Gohsman increased paid in capital by $243,750. A limited stock sale of $30,000 was made during the period. There was a loss of ($270,698) for the period. Stockholders equity at the end of the period was ($31,996).

By converting Accounts Receivable to cash, and limiting our use of cash in Accounts Payable, and using the stock compensation vesting in lieu of spending cash, we used ($25,470) in cash. Our financing activities provided $7,500 in stock sales. However, we had a net decrease in cash of ($17,970).  This, combined with our previous cash balance, allowed us to end the period with $5,697.

LIQUIDITY

We have cash assets at March 31, 2011 of $5,696.  We will be reliant upon loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had cash flow during the period ended March 31, 2011 of ($25,470) and revenue of $1,675.

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

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they are incurred.

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

The Company may authorize and issue additional shares to finance future operations, although the Company does not currently contemplate doing so beyond those shares described in the Company’s registration statement effective September 30, 2010.  Any such issuance will result in dilution of the interests of previous investors..

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains no off-balance sheet arrangements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated minimal revenues, has accumulated a deficit of ($2,114,955) to date, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company does not have any debt or long-term commitments. It needs to raise approximately $5,000,000 to execute its initial sales goals.  The Company continues to seek financing, but there are no guarantees that it will be able to do so.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4.  CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our 10-K dated December 31, 2010.

ITEM 2.  UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (Removed and reserved)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Smoothie Supply, Inc.

Dated: June 16, 2011	By:	/s/ David C. Tiller
David C. Tiller ,
Chief Executive Officer

Dated: June 16, 2011		/s/ Donald M. Roberts
Donald M. Roberts
Chief Financial Officer