Form 10-Q
period 2011-06-30
Global Smoothie Supply, Inc.
filed 2011-08-22
CIK 1468122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
COMMISSION FILE NO.: 333-164868

 Global Smoothie Supply, Inc.
(Exact name of registrant as specified in its charter)

Texas	20-2784-176
(State of incorporation)	(IRS identification number)

4428 University Blvd. Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(214) 769-0836
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

The number of outstanding shares of no-par common stock as of June 30, 2011 was 77,815,304.

Global Smoothie Supply, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1: Financial statements

Global Smoothie Supply, Inc

Balance Sheets

	June 30	December 31
	2011	2010
	Unaudited
ASSETS
Current Assets
Cash	$1,857	23,667
Accounts Receivable	-	-
Inventory Asset	1,000	216
Prepaid Insurance	-	9,813
Total Current Assets	$2,857	$33,696
Fixed Assets
Furniture and Equipment	$3,600	3,600
Accumulated Depreciation	(2,647)	(2,287)
Total Net Fixed Assets	$953	$1,313
Total Assets	$3,810	$35,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$25,465	29,957
Payroll Liabilities	8,000	8,000
Warranty Liability	9,600	9,600
Accrued Expenses	5,378	-
Total Current Liabilities	$48,443	$47,557
Total Liabilities	$48,443	$47,557
Stockholders' Equity
(See Note 3 for Pro-forma treatment of former Subchapter S Corp)
Total Preferred Shares Authorized 50,000,000
Preferred Stock issued at zero par as of
6/30/2011: 0
12/31/2010: 0
Total Common Shares Authorized 100,000,000
Common Stock issued at zero par as of
6/30/2011: 77,815,304
12/31/2010: 77,785.304
Paid In Capital	$2,326,710	1,831,710
Retained Earnings	$(2,371,343)	(1,844,257)
Total Stockholders Equity	$(44,633)	(12,548)
Total Liabilities and Stockholders' Equity	$3,810	$35,009

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc

Statement of Operations

	3 Months Ended		6 Months Ended
	June 30		June 30
	2011	2010	2011	2010
	Unaudited		Unaudited
Revenue
Machine Revenue	$-	$475	$-	$475
Puree Revenue	1,629	6,490	3,303	10,875
Service Revenue	-	-	-	-
Parts Revenue	-	-	-	-
Shipping Revenue	-	-	-	-
Total Revenue	$1,629	$6,966	$3,303	$11,351

Cost of Goods Sold	$1,509	$7,415	$2,602	$10,450

Gross Margin	$119	$(449)	$701	$901

Expenses
Advertising and Promotion	$-	$23,594	$6,236	$24,512
Officer Stock Compensation	243,750	243,750	487,500	487,500
General and Administrative	12,576	43,771	33,690	75,529
Depreciation Expense	180	219	360	438
Income (Loss) from Operations	$(256,387)	$(311,784)	$(527,085)	$(587,078)
Interest Expense	-	-
Net (Loss)	$(256,387)	$(311,784)	$(527,085)	$(587,078)
(Loss) Earnings per Common Share
Basic and Diluted	**	**	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	77,807,025	77,626,604	77,807,025	77,552,937
Diluted	77,807,025	77,626,604	77,807,025	77,552,937

Proforma (See Note 3)
Net (Loss) as above	(256,387)	(311,784)	(527,085)	(587,078)
Proforma Income Tax Adjustment	-	-	-	-
Proforma Net Income	$(256,387)	$(311,784)	$(527,085)	$(587,078)
Proforma (Loss) Earnings per Common Share
Basic and Diluted	**	**	$(0.01)	$(0.01)
The accompanying notes are an integral part of these notes
** - Less than $.01 per share

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc

Statement of Cash Flows

	6 Months Ending
	June 30,
	2011	2010
	Unaudited
Operating Activities

Net Income/(Loss)	$(527,085)	$(587,078)
Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating Activities
Change in Accounts Receivable	103	(2,543)
Change in Allowance for Doubtful Accounts	(103)
Change in Inventory Asset	(784)	(484)
Change in Accounts Payable & Accrued Expenses	886	9,276
Change In Prepaid Insurance	9,813	5,963
Change in Sales Tax Payable	-	(1,224)
Depreciation	360	438
Value of Stock Compensation Vesting	487,500	487,500
Net Cash Provided by (Used) in Operating Activities	$(29,310)	$(88,153)

INVESTING ACTIVITIES
Net cash used in Investing Activities	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of Stock	7,500	25,500
Cash Provided by Financing Activities	$7,500	$25,500

Net Increase in Cash	$(21,810)	$(62,653)

Cash, Beginning of Period	$23,667	$106,537

Cash, End of Period	$1,857	$43,884

Supplemental Information:
Interest / Factoring Fees Paid	$-	$-
Income Taxes Paid

The accompanying notes are an integral part of these statements

Global Smoothie Supply, Inc.

NOTES TO FINANCIAL STATEMENTS
For 6 Months Ending 06/30/2011

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

Revenue and Cost Recognition

We recognize revenue at the time the products are shipped to customers or third parties.  We perform services under service contracts. Revenue is recognized upon the completion of the services on specified machines. We follow ASC 605, “Revenue Recognition. ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as shipping expenses. The cost of shipping products to the customer is classified as shipping expense. Shipping expense is included in the Cost of Goods. In the 3 months period ending June 30, 2011 and 2010 respectively the Company incurred $0 and $0 of shipping costs as a part of our total Cost of Goods.

ASC 605 addresses certain criteria for revenue recognition. ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in ASC 605.

Advertising and Promotion Expense

Advertising and Promotion costs are expensed as incurred. These expenses are recorded in Advertising and Promotion expenses in the Consolidated Statements of Operations. For the period ending June 30, 2011 and 2010 the Company had expensed $6,236 and $24,512 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost for inventory is based on an average cost method. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.  As of June 30, 2011 the Company held $1,000 in puree, $0 in cups and $0 in machines for sale for a total of $1,000.  As of June 30, 2010 the Company held $9,695 in puree, $0 in cups and $0 in machines for sale for a total of $9,695.

Depreciation

Depreciation used is double declining balance, 5 yrs. depreciation, ½ yr. in year of acquisition, salvage value is none.

Accounts Receivable

As accounts receivables age beyond 90 days we reserve 50% of the amount owed as a doubtful account. When this receivable reaches over 120 days the remainder of the amount is completely written off. As of June 30, 2011 and 2010 we have written off $0 and $0 for bad debt, respectively.  Current Accounts Receivable at June 30, 2011 was $0.

Allowance for Sales Returns

We do not have an allowance for Sales Returns. The company does not accept sales returns except for product mis-shipment, for product that was shipped beyond guidelines for product shelf life, or for manufacturing issues. In those situations the Company replaces the product.

Warrantees

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

As of June 30, 2011, the Company had one (1) share based compensation plan, which is described above.  The compensation cost that has been charged against income for that plan was $487,500 for the six months ending June 30, 2011, and June 30, 2010.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at January 1, 2009	0	$0.00
Granted	26,000	0.15
Vested	0	0.00
Forfeited	0	0.00
Nonvested at June 30, 2011	26,000	$0.15

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

On June 4, 2010, the Company amended and restated the Articles of Incorporation approving the authorization of 50,000,000 shares of non-par Preferred Stock. As of June 30, 2011, 0 shares have been issued.

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

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has established a limited source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. As of June 30, 2011, the Company has an accumulated deficit of $2,371,343.

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

NOTE 10.  SUBSEQUENT EVENTS

Subsequent events have been evaluated up to and including the date at which the financial statements were available August 3, 2011. There are no subsequent events to be reported.

ITEM 2: Management’s Discussion and Analysis

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED JUNE 30, 2011

The Company has limited revenue and significant expenses. Sales decreased in the quarter ended June 30, 2011, as compared to the same quarter last year due to a major reorganization by the Company’s largest client.

Advertising and promotion costs have decreased significantly for the quarter ended June 30, 2011, as compared to the same quarter last year due to continued cost containment measures in response to the reorganization of the Company’s major client and absence of comparable sales of stock.

Puree sales were $3,303, COGS $2,602 and Gross Margin was $701.  During this time period the Company spent $33,690 in administrative and business development expense.  Payroll expenses were $487,500 for a restricted stock grant given to Tiller, Roberts, Ireland and Gohsman. Total expense was $527,786.  The Company had a net loss of ($527,085).

At the end of the period, we had $2,857 in current assets made up of $1,857 in cash, $0 in Net Accounts Receivable, $1,000 in inventory.

We had $953 in net fixed assets for $3,810 in total assets.

Accounts payable and accrued expenses balance was $ 30,843.  $8,000 remained to be paid at some future date for a bonus authorized by the Board of Directors from a previous period and is shown as a payroll liability.   Total Liabilities were $48,443..

Stockholders Equity at the beginning of the period was ($31,996.). The restricted stock grant to Tiller, Roberts Ireland, Gohsman increased paid in capital by $243,750. There was a loss of ($256,387) for the period. Stockholders equity at the end of the period was ($44,633).

By converting Accounts Receivable to cash, and limiting our use of cash in Accounts Payable, and using the stock compensation vesting in lieu of spending cash, we used ($29,310) in cash. We had a net decrease in cash of ($21,810).  This, combined with our previous cash balance, allowed us to end the period with $1,857.

LIQUIDITY

We have cash assets at June 30, 2011 of $1,857.  We will be reliant upon loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had cash outflow of $21,810 for the six month period ended June 30, 2011 and a net operating loss of $256,387 and $527,085 for the three month and six month periods ended June 30, 2011 respectively.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated minimal revenues, has accumulated a deficit of ($2,371,343) to date, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

ITEM 1: LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our 10-K dated December 31, 2010.

ITEM 2: UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: (Removed and reserved)

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Smoothie Supply, Inc.

By:	/s/ David C. Tiller
David C. Tiller,
Chief Executive Officer

/s/ Donald M. Roberts
Donald M. Roberts
Chief Financial Officer